Form 10-K
period 2025-12-31
Activate Energy Acquisition Corp.
filed 2026-03-11
CIK 2083689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the transition period from ________________________ to ________________________

Commission file number: 001-42992

Activate Energy Acquisition Corp.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

71 Fort Street, PO Box 500 Grand Cayman, Cayman Islands KY1-1106
(Address of principal executive offices)

Registrant’s telephone number, including area code: (302) 207-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one warrant	AEAQU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	AEAQ	The Nasdaq Stock Market LLC
Warrants, each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share	AEAQW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

As of December 31, 2025, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was approximately $232.18 million.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 9, 2026, Activate Energy Acquisition Corp. had 23,645,000 shares of its Class A ordinary shares, par value $0.0001 per share and 7,666,667 shares of its Class B ordinary shares, par value $0.0001 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I

References in this report to “we,” “us,” or the “Company” refer to Activate Energy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Activate Energy Sponsors LLC, a Delaware limited liability company. References to our “initial shareholders” refer to the sponsor and any other holders of our Class B ordinary shares, par value $0.0001 per share (the “founder shares” or “Class B ordinary shares”).

Item 1. Business.

Introduction

We are a blank check company incorporated as an exempted company under the laws of the Cayman Islands on June 10, 2025, which will seek to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Annual Report as our “initial business combination” or “IPO”.” While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s and board of director’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business, focusing on the oil and gas industry. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We have generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial business combination. We generate non-operating income in the form of interest income from the proceeds derived from the IPO. In light of our current stage, compliance with applicable government regulations, including environmental laws and regulations, has not had, and is not expected to have prior to the consummation of our initial business combination, a material effect on our capital expenditures, earnings, or competitive position.

Our management team is comprised of individuals who bring a wealth of experience across diverse domains, including the oil and gas industry, financial services, capital markets, mergers and acquisitions, private equity, and leadership roles in publicly traded firms. Each member of our team has a robust professional background that spans several decades, and their collective expertise covers a broad spectrum of industries.

Throughout their extensive careers, our management team has not only accumulated a deep understanding of their respective fields but has also earned the trust and respect of key stakeholders, including founders, executives, investors, and industry leaders. These relationships have been nurtured through their multifaceted roles as operators, private equity investors, and merger and acquisition specialists across a wide range of sectors.

As a result, our management team and board of directors possesses a unique vantage point within these industries, with local and cross-border capabilities allowing access to different sectors of the capital markets, allowing us to access valuable insights, forge strategic partnerships, and identify promising investment opportunities that align with our objectives.

During their extensive careers, our management team and board of directors has earned the trust and respect of founders, executives, investors, and trendsetters in a wide range of sectors, including but not limited to the oil and gas industry, financial services, capital markets, mergers and acquisitions, private equity, and leadership roles in publicly traded firms. These relationships have been cultivated by our management team through their various roles as operators, investors and investment bankers.

We believe that our management team and board of directors is well positioned to identify and execute compelling business combination opportunities. Our objectives are to generate attractive returns for shareholders and enhance value through identifying a high-quality target, negotiating favorable acquisition terms for our shareholders, and leveraging our expertise and network to improve business performance of the newly-publicly listed company.

While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on industries that complement our management team’s background and network, and to capitalize on the ability of our management team and board of directors to identify and acquire a business. With respect to the foregoing experiences of our management team and board of directors, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance. For more information on the experience and background of our management team, see Item 10. – Directors, Executive Officers and Corporate Governance. In addition, for a list of our executive officers and entities for which a conflict of interest may or does exist between such officers and the company, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to Item 10. – Directors, Executive Officers and Corporate Governance.

Business Strategy

Our strategy is centered around four core pillars:

●	Proactive and Proprietary Transaction Sourcing: Our team’s track record of building high-growth business platforms, combined with our proactive deal sourcing approach and extensive relationship network, will provide access to a robust pipeline of proprietary investment opportunities. We believe our success to date positions us as an attractive partner for energy companies across the value chain seeking capital and liquidity solutions.

●	Execution and Structuring Capability: Our transaction experience and industry reputation will enable us to pursue and execute deals that require sophisticated problem-solving, detailed due diligence, and nuanced structuring. The team has participated in the creation of numerous high-value public and private companies that demanded these competencies. We expect to apply this expertise in identifying transactions with compelling risk-adjusted return profiles, favorable structural features, and manageable levels of financial leverage.

●	Significant Value-Add Capability: Our team’s domain expertise and broad industry network will serve as key differentiators in attracting high-quality acquisition targets. Our demonstrated ability to identify and implement value-enhancing initiatives has been a core driver of historical performance and will remain central to our acquisition strategy.

●	Broad and Extensive Experience in Both Public and Private Markets: With decades of combined experience in operating, investing in, and financing energy businesses across both public and private markets, our team has built independent companies that achieved significant equity value growth from inception through exit. This versatility allows us to identify targets with public market potential and prepare them for a successful transition to becoming robust, publicly traded companies.

Our approach to target selection will be greatly enhanced by our management team’s and board of director’s vast network of industry experts, venture capital investors, private equity sponsors, credit investors, members of the lending community, and relationships with management teams of both public and private companies. These relationships are expected to yield a diverse array of business combination opportunities.

We are committed to adopting a proactive and thematic sourcing strategy, concentrating our efforts on companies where we believe our leadership experience, relationships, capital, and expertise in capital markets can serve as catalysts for transformation. Our aim is to accelerate the growth and performance of our target companies.

Following the completion of our initial public offering (the “IPO”), our management team and board of directors has engaged with their extensive network of relationships to articulate our initial business combination criteria. This has included defining the parameters of our search for a target business. We have initiated a disciplined and thorough process of pursuing and evaluating promising leads.

Investment Criteria

Our investment strategy is guided by a set of high-level, non-exclusive criteria designed to help us identify and evaluate target businesses. These criteria are indicative of our commitment to seeking out opportunities that align with our strategic vision and provide compelling value for our investors. While these criteria provide a foundational framework for our investment decisions, they are by no means exhaustive, and we remain flexible and adaptable in our approach. Our overarching goal is to identify businesses that can thrive within the public markets and leverage our collective capabilities for mutual success.

●	High Impact. We will seek business combination targets that are potentially compelling and transformational, with strong public market appeal. The ideal target will generate sustained investor interest through frequent, high-quality news flow and offer the potential for attractive long-term returns.

●	Low Risk Upside Potential. We also favor assets located within proven, productive reservoirs that include a substantial inventory of undeveloped or underdeveloped resources. Targets offering near-term, accessible value — so-called “low-hanging fruit” — will be prioritized.

●	Confidence. Our team must have sufficient access to information to form a well-supported investment thesis and be confident in its ability to market the opportunity to public investors.

●	Ability To Close. Transaction certainty and speed are critical. We aim to close our initial business combination within approximately six months from the signing of a definitive agreement.

●	Manageable Liability. Many opportunities under consideration will have some associated liabilities (e.g., debt, abandonment obligations). We must be confident in our ability to identify, quantify, and manage such risks. The ability to walk away remains essential.

●	Vendor Pedigree. We will only transact with reputable counterparties. We will avoid counterparties with inconsistent or unreliable deal behavior and instead seek vendors with a strong track record of professionalism and follow-through.

●	Uniqueness. We are seeking transactions that are clearly differentiated opportunities that may be perceived by the market as “diamonds in the rough.”

●	High Operational Control. We will prioritize opportunities where we can secure significant operational control. This will enable us to apply our technical, operational, and strategic expertise to maximize shareholder value over the short and long term.

●	Deal Complexity. We favor straightforward transactions with minimal regulatory or multi-party approval requirements. Involvement from governments, national oil companies (NOCs), or NGOs should be limited

●	Technical Complexity. While our team has the capacity to manage technically complex assets, we prefer opportunities that are relatively easy to understand, operate, and develop.

●	Stewardship — HSE, ESG. A strong historical record in health, safety, environmental responsibility, and corporate governance (HSE/ESG) is preferred. The business opportunity selected must demonstrate high standards in these areas of stewardship. Where gaps exist, we must be confident in our ability to elevate the asset to meet industry-recognized standards using our operational experience.

●	Country Risk. While our team has worked across a broad range of jurisdictions and regulatory environments, we will prioritize opportunities in regions that demonstrate relative social, political, and economic stability.

It is essential to note that while these criteria provide a foundational framework, our evaluation process extends beyond these general guidelines. We remain open to considering other factors, considerations, and criteria that our management deems relevant to the merits of a particular initial business combination. Our flexibility and adaptability in evaluating opportunities are indicative of our commitment to securing investments that offer substantial growth potential and value for our investors. As we embark on our journey, we are dedicated to upholding these principles and maintaining the highest standards of diligence and strategic acumen.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant.

We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On June 30, 2025 our sponsor paid $25,000 for 7,666,667 founder shares, for a purchase price of approximately $0.03 per share. The number of founder shares outstanding was determined based on the expected total size of the IPO would be a maximum of 23,000,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent approximately 25% of the outstanding shares following our IPO. As a result of the underwriters’ election to fully exercise their over-allotment option on December 4, 2025, no founder shares were forfeited resulting in the sponsor holding 7,666,667 founder shares.

On December 5, 2025, we consummated our IPO of 23,000,000 units at $10.00 per unit (the “Public Units”), generating gross proceeds of $230,000,000 including the underwriter’s exercise of their over-allotment option (the “Base Offering”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares” or “Public Shares”) and one-half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole Public Warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Base Offering, the Company consummated the sale of 645,000 private placement units (the “Private Placement Units” and, together with the Public Units, the “Units”) to the sponsor and underwriter, at a price of $10.00 per Private Placement Unit, or $6,450,000 in the aggregate (the “Private Placement”). Each Private Placement Unit is identical to the Public Units.

A total of $230,000,000 of the proceeds from IPO and Private Placement, was placed in the trust account (the “Trust Account”). The funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Initial Business Combination

Our initial business combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account at the time of execution of the definitive agreement for such business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test described above. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses.

Pursuant to our amended and restated memorandum and articles of association, we will have until 18 months (or up to 24 months with both extensions) from the closing of our IPO, or until such earlier liquidation date as our board of directors may approve, to complete an initial business combination. However, we may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our initial shareholders, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then-outstanding public shares, subject to the limitations described herein.

Sourcing of Potential Initial Business Combination Targets

We believe that our management team’s deep-rooted relationships and extensive network within the oil and gas industry positions us favorably to identify and pursue unique opportunities in the private company landscape. Our approach to selecting target businesses is founded on leveraging these invaluable relationships, which include connections with founders of private companies, executives from both private and public corporations, venture capitalists, and private equity and growth equity funds. Through these relationships, we aim to access a diverse range of prospective target businesses that align with our investment strategy.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Any such payments prior to our initial business combination will be made from funds held outside the trust account.

We are not prohibited from paying any fees (such as advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to an affiliate of our sponsor of $10,000 per month, for office space, utilities and secretarial and administrative support; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Reimbursement for any out of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Payment of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination; and

●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions stating that such an initial business combination is fair to our company from a financial point of view and a majority of our disinterested and independent directors approve such transaction.

Certain members of our management team (including our independent directors) directly or indirectly own founder shares and/or private placement units following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor and/or our executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, the founder shares and private placement units may expire worthless, except to the extent the holders thereof receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor and our executive officers and directors to complete any transaction, regardless of its ultimate value. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of an initial business combination, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.025 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters.

Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the initial business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on The Nasdaq Stock Market LLC (the “Nasdaq”), we will be required to comply with the Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq. Such provisions may be amended if approved by a special resolution of our shareholders, which is a resolution passed by the affirmative vote of at least two-thirds of our ordinary shares, held by the shareholders as, being entitled to do so, vote in person or by proxy at a general meeting of the company and includes a unanimous written resolution.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

If we seek shareholder approval, we will complete our initial business combination only if we receive the approval of an ordinary resolution under our amended and restated memorandum and articles of association and Cayman Islands law, which is a resolution passed by the affirmative vote of a simple majority of the shareholders as, being entitled to do so, vote at a general meeting of the company and includes a unanimous written resolution. In accordance with our amended and restated memorandum and articles of association, a quorum for such meeting will be holders of one-third of the shares in the capital of the company being individuals present in person or by proxy or if a corporation or other non-natural person by its duly authorized representative or proxy at the general meeting. Our initial shareholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 6,374,167, or approximately 31.87% of the 20,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted, the over-allotment option is not exercised and applicable law does not require approval by a greater majority than an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, voting together as a single class). Assuming that the holders of only one-third of our issued and outstanding ordinary shares are present in person or by proxy, representing a quorum under our amended and restated memorandum and articles of association, and all such shares are voted, we would not need any of the remaining 20,000,000 public shares sold in our IPO to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming the overallotment option is not exercised and applicable law does not require approval by a higher threshold than an ordinary resolution under Cayman Islands law, this requires the affirmative vote of a majority of ordinary shares, which are represented in person or by proxy and are voted at a general meeting of the company voting together as a single class). These quorum and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for, against or abstain from the proposed transaction or whether they were a shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination, which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our amended and restated memorandum and articles of association provide that we will only consummate an initial business combination if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination. In addition, our proposed initial business combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares in connection with such initial business combination, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following our IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until the end of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window. Our initial shareholders, sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window or any extended period of time that we may have to consummate an initial business combination as a result of an amendment to our amended and restated memorandum and articles of association. However, if our initial shareholders, sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our initial shareholders, sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of permitted withdrawals), divided by the number of then outstanding public shares. However, we will only redeem our public shares if our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from the $1,200,000 of proceeds held outside the trust account, although there may not be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes or make other permitted withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any permitted withdrawals or expenses for the dissolution of the trust, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.025. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.025. While we intend to pay such amounts, if any, we may not have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of our IPO and our independent registered public accounting firm will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.025 per public share due to reductions in the value of the trust assets, less permitted withdrawals, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.025 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.025 per share due to reductions in the value of the trust assets, in each case less permitted withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price will not be less than $10.025 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As of December 31, 2025, we have access to $738,606 held outside the trust account. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $10.025 per share to our public shareholders. Additionally, if we file a bankruptcy or winding up petition or an involuntary bankruptcy or winding up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent preference, conveyance or disposition”. As a result, a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise or are forced to exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Seasonality

Because we are a blank check company with no operations, our activities are not subject to seasonal fluctuations and we have not experienced, and do not expect to experience prior to our initial business combination, any material seasonality in results of operations or cash flows. Following the consummation of our initial business combination, any seasonality will depend on the industry and geographic footprint of the target business and will be described, if material, in the applicable disclosure documents.

Employees

We currently have two officers, Thomas Fontaine and David Wood. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We will register our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, Generally Accepted Accounting Principles (GAAP), or International Financial Reporting Standards (IFRS), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking (being June 13, 2025), no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

The Company maintains an internet website at https://activateenergy.us/. Information contained on, or that can be accessed through, the Company’s website is not incorporated by reference into this Annual Report and should not be considered part of this report or any other filing the Company makes with the SEC.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Annual Report. For additional risks relating to our operations, carefully consider the factors discussed in “Risk Factors” of our Prospectus dated December 3, 2025, which could materially affect our business, financial condition or future results. There have been no material changes during fiscal 2025 to the risk factors that were included in the Prospectus.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats. As of December 31, 2025, we have not had any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company.

Item 2. Properties.

We maintain executive offices at 71 Fort Street, PO Box 500, Grand Cayman, Cayman Islands KY1-1106, which are provided by our sponsor, for which we pay $10,000 per month. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2025, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares and warrants are listed on Nasdaq under the symbols “AEAQU”, “AEAQ” and “AEAQW”, respectively.

Holders

As of December 31, 2025, there were two holders of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. A Cayman Islands company may pay a dividend on its shares out of either profit, retained earnings and/or the share premium account, provided that in no circumstances may a dividend be paid if following such payment the company would be unable to pay its debts as they fall due in the ordinary course of business. Subject to applicable law, the payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any other share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On June 30, 2025, Activate Energy Sponsors LLC, our sponsor, paid $25,000, or approximately $0.003 per share, in consideration of 7,666,667 founder shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares outstanding was determined based on the expectation that the total size of the IPO would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full and therefore that such founder shares would represent approximately 25% of the outstanding shares after the IPO.

Activate Energy Sponsors LLC, our sponsor, is the record holder of the shares reported herein. Thomas Fontaine, our Chief Executive Officer, is the sole manager of our sponsor and has voting and investment discretion with respect to the securities held of record by our sponsor and may be deemed to have beneficial ownership of the securities held directly by our sponsor. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D. Each of the equity holders in our sponsor is an accredited investor under Rule 501 of Regulation D. The sole business of our sponsor is to act as the Company’s sponsor. The limited liability company agreement of our sponsor provides that its membership interests may only be transferred to our officers or directors or other persons affiliated with our sponsor, or in connection with estate planning transfers.

Simultaneously with the closing of our IPO, the placement unit purchaser purchased an aggregate of 645,000 private placement units, at a price of $10.00 per unit, for an aggregate purchase price of $6,450,000. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

We are a blank check company incorporated in the Cayman Islands on June 10, 2025, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the IPO and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 10, 2025 (inception) through December 31, 2025 were organizational activities and those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. Subsequent to the IPO, we generate non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from June 10, 2025 (inception) through December 31, 2025, we had a net income of $300,371, which consisted of interest earned on investments held in Trust Account of $556,356, offset by general and administrative costs of $255,985.

Liquidity, Capital Resources and Going Concern

On December 5, 2025, the Company consummated the IPO of 23,000,000 Unit at $10.00 per Unit which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 645,000 Private Placement Unit, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and the underwriters, generating gross proceeds of $6,450,000.

Following the closing of the IPO and the private placement, a total of $230,000,000 was placed in the trust account. The proceeds held in the trust account will be invested or held only in either (i) U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. We incurred $13,241,124, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $591,124 of other offering costs.

For the period from June 10, 2025 (inception) through December 31, 2025, cash used in operating activities was $487,642. Net income of $ 300,371 was affected by payment of operation costs through promissory note of $58,158 and non-cash and working capital items: interest income of $556,356 on investments held in the Trust Account. These were partially offset by $391,207 in general and administrative expenses. Additionally, changes in operating assets and liabilities used $101,392 in cash for operating activities.

As of December 31, 2025, we had investments held in the trust account of $ 230,556,356 (including $556,356 of interest income) consisting of money market funds which invests in U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account as described above. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of any permitted withdrawals and excluding deferred underwriting commissions), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash and cash equivalents of $738,076. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Units upon consummation of the Business Combination at a price of $10.00 per unit. The private placement units issued upon conversion of any such loans would be identical to the private placement units sold in a private placement concurrently with the IPO.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management of the Company (“Management”) has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial business combination within the combination period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial business combination prior to the end of the combination period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 5, 2027, the end of the combination period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial business combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than agreements as described below.

The Company is obligated to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. As of December 31, 2025, the Company paid an advance amount of $240,000 following the administrative support agreement, with the current portion presented as prepaid expenses and the non-current portion noted as long-term prepaid expenses on the balance sheet for the period from December 3, 2025 to December 31,2025 wherein $10,000 has been incurred.

The Company is obligated to pay aggregate of $15,000 per month for strategic, operational, financial, regulatory, and transaction-related leadership in connection with the Company’s search for, evaluation of, and consummation of its initial business combination related to the Officer Agreements. For the period from June 10, 2025 (inception) through December 31, 2025, the Company incurred $13,520 in fees for these services pursuant to the Officer Agreements, of which such amount is included in accrued expenses in the accompanying balance sheet.

The underwriters were paid in cash an underwriting discount of $4,600,000 simultaneously at the closing of the IPO. Additionally, the underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $8,050,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial business combination.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 10, 2025, date of incorporation.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Thomas Fontaine	61	Chief Executive Officer and Chairman
David Wood	58	Chief Financial Officer and Director
Paul Moore	67	Director
Jason Spittlehouse	55	Director
Keith Byer	62	Director

Thomas Fontaine, has served as our Chief Executive Officer and Chairman of our board of directors since the commencement of our IPO. Mr. Fontaine is an engineer and energy entrepreneur who holds board roles in both the energy and technology sectors. He is a director at Halocell Energy Ltd (since August 2019), where he drives the commercialization of printed Perovskite Solar Cell technology, Chairman of Chameleon Innovations Australia (CIA) Pty Ltd (since February 2015), overseeing global product marking and authentication solutions, and a director of Homerun Resources Inc. (OTCQB: HMRFF) (since May 2025). In addition, Mr. Fontaine currently serves as a director on the boards of Rhino Energy Pty Ltd (since 2007), Intelligent Fingerprint Pty Ltd (since 2014), Timor Oil Pty Ltd (since 2014), and Sobu Energy Pty Ltd (since 2011). Previously, Mr. Fontaine was non-executive director of Advent Energy Ltd (2019 – 2023), Founder and Director of Petro Australis Energy Ltd (2018 – 2024), advising on international energy exploration, Founder and Director of Acumen Energy Pty Ltd (2012 – 2022), developing projects in emerging markets such as Botswana and Nepal, Director of Lumira Energy Ltd (from 2019 – 2021), Director of Sure Energy Resources Ltd (from 2009 – 2022), Director of Kinetiko Energy Ltd (from 2021 – 2023), and director of Magnum Gas & Power Ltd (2010 – 2016), leading coal seam gas and hybrid energy projects in Africa and Canada. He co-founded Pure Energy Resources Limited (2006 – 2009), which was acquired for over A$1 billion, and Bounty Oil & Gas N.L. (2002 – 2006), taking both companies from inception to public listing. Earlier in his career, he was a partner at Focal Software Consulting Inc. (1997 – 2002). Mr. Fontaine holds a Bachelor of Science in Engineering from the University of Alberta and is recognized for his expertise in energy entrepreneurship, capital markets, and technology commercialization.

David Wood, our Chief Financial Officer and who has served as a member of our board of directors since the commencement of our IPO, has spent more than 35 years in corporate finance, with a career spanning investment banking, management consulting, and executive leadership in both public and private companies across the energy, mining, technology, and financial sectors. Mr. Wood has acted as a fractional CFO and consultant for various clients, guiding them through complex financial processes including S-1 preparation, budgeting, and M&A modeling. From February 2023 to December 2023, Mr. Wood served as a financial consultant and fractional CFO of Focused Energy LLC. From February 2022 to December 2022, Mr. Wood served as a financial consultant and fractional CFO of FocusCFO. From February 2021 to February 2022, Mr. Wood served as a financial consultant and fractional CFO of LightJump Capital LLC and C-Suite Support, Inc. From May 2019 to February 2021, he served as Chief Executive Officer of Aloompa, LLC, and from November 2015 to August 2021, he was a non-executive director, investor, and advisor to DigiFabster Inc. From 2013 to 2015, Mr. Wood was Chief Financial Officer, Acting Chief Executive Officer, and director of Rose Group International LLC (GB: RGI). In 2011 and 2012, he served as director of Corporate Finance and Investor Relations for RusPetro plc (LSE: RPO), where he played a pivotal role in the company’s $250 million premium listing on the London Stock Exchange. From 2004 to 2010, Mr. Wood served as Chief Financial Officer and director of Amur Minerals Corporation (AIM: AMC), a nickel exploration company focused on Russia, where he managed the company’s AIM listing and multiple financings, and from 2004 to 2007, he was Finance director for Concorde Oil & Gas plc, overseeing a $40 million acquisition and related financing. From 1996 to 2002, he was a management consultant and later director at Deloitte & Touche LLP in Moscow and Almaty, where he led the Management Consulting and Corporate Finance practice and advised major oil & gas and industrial clients. He began his career as an Associate at TD Securities Inc. in New York from 1989 to 1992. Mr. Wood holds a Bachelor’s degree in Economics, cum laude, from New York University and a Master of Business Administration from the Cox School of Business at Southern Methodist University.

Paul Moore has served as a member of our board since March 4, 2026. Mr. Moore has extensive oil/gas upstream exploration development and production track record. From September 2014 to September 2022, Mr. Moore held multiple executive roles at Todd Corporation, including CEO of Todd Energy International, where he led major upstream developments in British Columbia and advanced a $2.5 billion methanol project in the United States. From July 2009 to July 2011, Mr. Moore served as CEO and Managing Director of Otto Energy Limited. He began his career with Shell International Petroleum Company Limited. as a petroleum engineer and later held senior operational and project leadership roles at Fletcher Challenge Energy Ltd. and Santos Limited, ultimately serving as Vice President of Development Projects and Technical Services at Santos Limited. Mr. Moore also held senior leadership positions at Woodside Petroleum Ltd, including Executive Vice President of Development Division, overseeing liquefied natural gas growth, major field developments, and drilling and subsurface activities. He holds a Master’s in Business Administration from the University of Strathclyde Scotland, UK and a Bachelor of Science in civil engineering and diploma of engineering from the University of Southampton, UK.

Jason Spittlehouse has served as a member of our board of directors since the commencement of our IPO. Mr. Spittlehouse is an MSc-qualified geoscientist and energy entrepreneur with over 30 years of experience in building and monetizing oil and gas ventures. He is the Founder and Managing Partner of Radian Partnership, LP, where, since August 2014, he successfully developed, and in 2017 sold, various producing interests in the Illinois Basin. He then moved into the northern area of the Williston Basin, with involvement in numerous recompletions, stimulations and new drilling, across several field areas. From August 2010 to August 2014, Mr. Spittlehouse was a founding director of VistaTex Energy, LLC, where he grew operated production across seven U.S. states, to more than 10 million cubic feet of gas equivalent per day and secured a $100 million senior debt facility before selling the company to a Scandinavian-listed acquirer. He also co-founded Neon Energy, serving as a founding director from 2005 to 2009, where he attracted a cornerstone S&P 500 investor and secured competitive offshore exploration licenses in Vietnam. Earlier in his career, Mr. Spittlehouse held senior technical and operational roles at Hess Corporation, ARC Energy NL (November 1997 to December 1999), and Dragon Oil plc (December 1993 to October 1997), and founded Oil Hunters, a geoscience consultancy, in January 2000. Mr. Spittlehouse holds an MSc in Petroleum Geology from Imperial College London and a BSc (Hons) in Geology and Economics from the University of Hertfordshire.

Keith Byer has served as a member of our board of directors since March 4, 2026. Mr. Byer is a financial and risk expert who retired as Senior Managing Director at Deloitte Touche Tohmatsu Limited (“Deloitte”) in September 2024, with more than four decades of business experience. Since May 2024, Mr. Byer has served as Treasurer, Board Member, and Executive Committee Member for Lake Tahoe South Shore Chamber of Commerce. Mr. Byer was elected to Deloitte CIS’ Board of Directors and oversaw the practice’s growth from $12 million to $350 million. From June 2009 to September 2024, he served as Global Senior Managing Director for Reputation and Risk for Deloitte where he worked across nearly 100 countries helping member firms recover from and prevent crisis events. Earlier, as Deputy Managing Partner for Deloitte CIS, Mr. Byer managed risk associated with professional services in a highly fluid and developing economy. He was a key leader in building growth strategies that grew the CIS practice 12 times and managed headcount growth from 150 to over 4,000. As Managing Partner of Deloitte Central Asia, Mr. Byer oversaw $25 million of profit-and-loss activity and drove top-line growth via geographical expansion, introduction of new products and services, and organic growth as well as bottom-line growth through employee retention and cost control. In leading the Financial Advisory practice at Deloitte CIS, Mr. Byer was responsible for $50 million of profit-and-loss activity and provided transactional support services and valuation. Mr. Byer was a credentialed Certified Public Accountant (retired) and Certified Fraud Examiner (inactive) and holds a bachelor’s degree in accounting from Texas A&M University.

Special Advisors

We will be supported by the following special advisors:

David Whitby has served as a strategic advisor since December 3, 2025. Mr. Whitby is a senior executive with a reputation for building companies, creating value and driving performance improvements in the oil and gas industry. His career has been focused on monetizing gas reserves in Indonesia. Mr. Whitby was previously the Managing Director of Nido Petroleum Ltd. (ASX: NDO), where he helped grow the company from a market capitalization of A$1m to A$600m, transitioning the company from a pure explorer to producer in less than 4 years.

Mike Mason has served as a strategic advisor since December 3, 2025. Mr. Mason has 35 years of international oil and gas experience covering projects in Alaska, Colombia, Egypt, Russia, United Kingdom and the Gulf of Mexico. He has a proven track record of successfully leading large technical and operational organizations. He is a former regional operations manager for APA Corp (Nasdaq: APA) in Egypt, a former engineering vice president and the director of petroleum engineering in BP p.l.c.’s (NYSE: BP) upstream technology group.

Gregor Mawhinney has served as a strategic advisor since December 3, 2025. Mr. Mawhinney has over 40 years of experience with a reservoir engineering background. During his extensive career with international oil and gas operators he has led operations of various sizes and complexity, both onshore and offshore, as well as conventional and non-conventional projects. He has worked as a Field Manager of the Buzzard Field in the North Sea for Nexen Inc., as an Operations Manager with Encana Corp. in Ecuador and as the Country Manager with Nexen Inc. in Yemen.

Past performance of our management team or our advisors or their respective affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or their affiliates as indicative of our future performance. Our officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. For a list of our officers and directors and entities for which a conflict of interest may or does exist between such persons and us, as well as the priority and preference that such entity has with respect to performance of obligations and presentation of business opportunities to us, please refer to the table and subsequent explanatory paragraph under “Item 10. Conflicts of Interest.”

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting) serving a three-year term. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of the holders representing at least 90% of the issued Class B ordinary shares. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq.

The term of office of the first class of directors, consisting of Paul Moore, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Keith Byer and Jason Spittlehouse, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Thomas Fontaine and David Wood, will expire at the third annual meeting of shareholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Committees of the Board of Directors

We have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that will be approved by our board and will have the composition and responsibilities described below.

Audit Committee

Jason Spittlehouse, Keith Byer and Paul Moore serve as the current members of our audit committee, and each is independent under the Nasdaq listing standards and applicable SEC rules. Under the Nasdaq listing standards, we are required to have three independent audit committee members. All three members of the audit committee are independent under the Nasdaq listing standards and applicable SEC rules.

Keith Byer serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each of Keith Byer and Paul Moore qualify as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Paul Moore and Jason Spittlehouse. Paul Moore serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Paul Moore and Jason Spittlehouse are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605I(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Paul Moore, Keith Byer, David Wood, and Jason Spittlehouse. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, the majority of such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Code of Business Conduct and Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We have filed a copy of our Code of Ethics an exhibit to this Annual Report. Our Code of Ethics contains our insider trading policy which is reasonably designed to promote compliance with insider trading laws, rules and regulations. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	duty to not improperly fetter the exercise of future discretion;

(iv)	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination. The other entities to which our officers and directors currently owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations. In order to minimize potential conflicts of interest which may arise from multiple affiliations with SPACs, unless a business combination opportunity is expressly offered to us or to one of our directors or officers solely in his or her capacity as our director and/or officer and such opportunity is one we are permitted to undertake and would otherwise be reasonable for us to pursue, subject to their other legal obligations, we expect that our officers and directors who are also officers and/or directors of other SPACs will present suitable target businesses to us and the other applicable SPACs based on which SPAC went public first and taking into account any contractual restrictions applicable to each such SPAC and other reasonable considerations (including but not limited to the relative sizes of the SPACs and the amount in trust compared to the sizes of the targets, the need or desire for additional financings, the amount of time required to complete a business combination and the relevant experience of the directors and officers involved with a particular blank check company).

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Thomas Fontaine	Halocell Energy Ltd	Energy	Director
	Chameleon Innovations Australia (CIA) Pty Ltd	Technology	Chairman
	Homerun Resources Inc. (OTCQB: HMRFF)	Resources	Director
	Rhino Energy Pty Ltd	Energy	Director
	Intelligent Fingerprint Pty Ltd	Technology	Director
	Sobu Energy Pty Ltd	Energy	Director
	Timor Oil Pty Ltd	Energy	Director
Jason Spittlehouse	Radian Partnership, LP	Energy	Founder & Managing Partner
Keith Byer	Lake Tahoe South Shore Chamber of Commerce	Business Association	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the IPO and purchased private units in a transaction that closed simultaneously with the closing of the IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares and the private shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) six months after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our initial business combination, the founder shares will be released from the lockup. The private units (including the component securities as well as any securities underlying those component securities) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of the IPO, our sponsor has invested in us an aggregate of $3,875,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) and the $3,850,000 purchase price for the private units (or $10.00 per unit), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private warrants.

●	Certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor, officers or directors, advisors, or our or their affiliates a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business combination.

Further, following our IPO, we have paid our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. These payments, if made prior to the completion of our initial business combination, will be made from funds held outside the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares and private shares, and they and the other members of our management team have agreed to vote their founder shares, private shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may purchase, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they purchased in the IPO as the rights afforded to our other public shareholders. However, regardless of the number of units the non-managing sponsor investors purchase, the non-managing sponsor investors will potentially have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares and private units, which will incentivize them to vote for a business combination or otherwise act in manner that protects their investment in the founder shares and the private units.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Annual Report. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor, or an affiliate thereof, of $10,000 per month for office space, utilities and secretarial and administrative services; upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees;

●	Payment of consulting, success or finder fees to our sponsor, officer or directors, advisors, or our or their affiliates in connection with the consummation of our initial business combination;

●

We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination;

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private units of the post-business combination entity at a price of $10.00 per unit at the option of the applicable lender. Such units would be identical to the private units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination.

We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares
Activate Energy Sponsors LLC (our sponsor)(2)(3)(4)	8,081,667	34.2%
Thomas Fontaine(2)(3)(4)	8,081,667	34.2%
David Wood	—	—%
Paul Moore	—	—%
Jason Spittlehouse	—	—%
Keith Byer	—	—%
All officers and directors as a group (five persons)	8,081,667	34.2%
Adage Capital Management, L.P.(5)	1,800,000	7.61%
Kryger Capital Ltd(6)	1,250,000	5.29%

(1)	Unless otherwise noted, the business address of each of the following is c/o Activate Energy Acquisition Corp., 71 Fort Street, Grand Cayman, Cayman Islands KY1-1106.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment, as described in the Exhibit to this Annual Report titled “Description of Securities.”
(3)	Activate Energy Sponsors LLC, our sponsor, is the record holder of such shares. Thomas Fontaine is the sole manger of Activate Energy Sponsors LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Thomas Fontaine disclaims any beneficial ownership of the securities held by Activate Energy Sponsors LLC other than to the extent of any pecuniary interest he may individually have therein, directly or indirectly.
(4)	Includes 250,000 founder shares which our directors and officer have an indirect interest through membership interests in our sponsor.
(5)	According to a Schedule 13G filed with the SEC on February 12, 2026 by Adage Capital Management, L.P., Robert Atchinson, and Phillip Gross (collectively, “Adage”), as of December 31, 2025, Adage owned 1,800,000 shares of the outstanding Class A ordinary shares of the Company.
(6)	According to a Schedule 13G filed with the SEC on February 17, 2026 by Kryger Capital Ltd, as of December 31, 2025, Kryger Capital Ltd owned 1,250,000 shares of the outstanding Class A ordinary shares of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

None.

Chanes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founders Shares

On June 30, 2025 our sponsor paid $25,000 for 7,666,667 founder shares, for a purchase price of approximately $0.03 per share. The number of founder shares outstanding was determined based on the expected total size of our IPO would be a maximum of 23,000,000 units if the underwriters’ over-allotment option is exercised in full, and therefore such founder shares would represent approximately 25% of the outstanding shares after our IPO. Up to 1,000,000 of the founder shares will be surrendered for no consideration depending on the extent to which the underwriters’ over-allotment is exercised.

The founder shares are identical to the Class A ordinary shares, except that:

●	prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the company in a jurisdiction outside the Cayman Islands, including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands;

●	the founder shares are subject to certain transfer restrictions, as described in more detail below;

●	the founder shares are entitled to registration rights;

●	the founder shares are automatically convertible into our Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustments as described herein and in our amended and restated memorandum and articles of association; and

●	our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (A) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of our initial business combination, (B) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any founder shares or public shares held by them in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial business combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial business combination or (2) if the Company consummates a transaction after the initial business combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Private Placement Units

Our sponsor purchased an aggregate of 645,000 private placement units, at a price of $10.00 per unit, for an aggregate purchase price of $6,450,000, in a private placement that closed simultaneously with the closing of the IPO. Each private placement unit entitles the holder thereof to one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as described in this Annual Report. The private warrants are identical to the warrants sold in our IPO, so long as they are held by the Sponsor, the underwriters or their permitted transferees. If we do not complete our initial business combination within the completion window, the private warrants will expire worthless. The private warrants have terms and provisions that are identical to those of the warrants included in the units being sold in our IPO.

Administrative Services Agreement

On December 5, 2025, the Company entered into an agreement to pay the Sponsor or an affiliate an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We currently have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors have determined that Paul Moore, Keith Byer and Jason Spittlehouse are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from June 10, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $74,672 for the services Withum performed in connection with our IPO and the audit of our December 31, 2025 financial statements included in this Annual Report.

Audit-Related Fees. During the period from June 10, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from June 10, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 10, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

ACTIVATE ENERGY ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Activate Energy Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Activate Energy Acquisition Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period June 10, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period June 10, 2025 (inception) through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statement based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the "PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 11, 2026

PCAOB ID Number 100

ACTIVATE ENERGY ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

Assets
Current assets
Cash and cash equivalents	$738,076
Prepaid expenses	267,857
Total current assets	1,005,933
Long-term prepaid expenses	198,350
Investments held in Trust Account	230,556,356
Total Assets	$231,760,639

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$101,392
Accrued offering costs	75,000
Total current liabilities	176,392
Deferred underwriting fee	8,050,000
Total Liabilities	8,226,392

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.02 per share	230,556,356

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 645,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	65
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding(1)	767
Additional paid-in capital	—
Accumulated deficit	(7,022,941)
Total Shareholders’ Deficit	(7,022,109)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$231,760,639

(1)	Includes 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option were not exercised in full or in part by the underwriters. On December 5, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 10, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$255,985
Loss from operations	(255,985)

Other income:
Interest earned on investments held in Trust Account	556,356
Total other income	556,356

Net income	$300,371

Basic weighted average shares outstanding, Class A ordinary shares	3,013,578

Basic net income per share, Class A ordinary shares	$0.03

Diluted weighted average shares outstanding, Class A ordinary shares	3,013,578

Diluted net income per share, Class A ordinary shares	$0.03

Basic weighted average shares outstanding, Class B ordinary shares (1)	6,794,118

Basic net income per share, Class B ordinary shares	$0.03

Diluted weighted average shares outstanding, Class B ordinary shares (1)	7,117,647

Diluted net income per share, Class B ordinary shares	$0.03

(1)	Includes 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 5, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 10, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — June 10, 2025 (inception)	—	$—	—	$—	$—	$—	$—

[1]Class B ordinary shares issued to Sponsor (1)	—	—	7,666,667	767	24,233	—	25,000

Sale of 645,000 Private Placement Units	645,000	65	—	—	6,449,935	—	6,450,000

Fair value of Public Warrants at issuance	—	—	—	—	4,232,000	—	4,232,000

Allocated value of transaction costs to Class A shares	—	—	—	—	(259,465)	—	(259,465)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(10,446,703)	(7,323,312)	(17,770,015)

Net income	—	—	—	—	—	300,371	300,371

Balance – December 31, 2025	645,000	$65	7,666,667	$767	$—	$(7,022,941)	$(7,022,109)

(1)	Includes 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 5, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 10, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$300,371
Adjustments to reconcile net income to net cash used in operating activities:
Payment of operation costs through promissory note	58,158
Interest earned on investments held in Trust Account	(556,356)
Changes in operating assets and liabilities:
Prepaid expenses	(192,857)
Long-term prepaid expenses	(198,350)
Accrued expenses	101,392
Net cash used in operating activities	(487,642)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,450,000
Repayment of promissory note - related party	(261,522)
Payment of offering costs	(362,760)
Net cash provided by financing activities	231,225,718

Net Change in Cash	738,076
Cash and cash equivalents – Beginning of period	—
Cash and cash equivalents – End of period	$738,076

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$75,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs paid through promissory note – related party	$128,364
Prepaid services contributed by Sponsor through promissory note - related party	$75,000
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of these financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operations

Activate Energy Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on June 10, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. Although the Company currently intends to focus on target businesses in the oil and gas industry, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 10, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Activate Energy Sponsors LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 3, 2025. On December 5, 2025, the Company consummated the Initial Public Offering of 23,000,000 units (each, a “Unit”) at $10.00 per Unit which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 private placement units (each, a “Private Placement Unit”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and the underwriters, generating gross proceeds of $6,450,000. Of those Private Placement Units, the Sponsor has purchased 415,000 Private Placement Units and the underwriters have purchased 230,000 Private Placement Units. Each unit was offered at a price of $10.00 and consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs amounted to $13,241,124, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $591,124 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on December 5, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a trust account (the “Trust Account”) and may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to December 31, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of December 31, 2025, the Company had $738,076 in cash and had a working capital surplus of $829,541.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 5, 2027, the end of the Combination Period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Use of Estimates

The preparation of the financial statement in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $738,076 in cash and cash equivalents as of December 31, 2025.

Investments held in Trust Account

As of December 31, 2025, the assets held in the Trust Account, amounting to $230,556,356 were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,232,000)
Class A ordinary shares issuance cost	(12,981,659)
Plus:
Remeasurement of carrying value to redemption value	17,770,015
Class A ordinary shares subject to possible redemption, December 31, 2025	$230,556,356

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of shares of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary Shares and Class B ordinary shares. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from loss per ordinary share as the redemption value approximates fair value.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Period from June 10, 2025 (Inception) Through December 31, 2025
Basic net income per ordinary share	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$92,294	$208,077
Denominator:
Basic weighted average shares outstanding	3,013,578	6,794,118
Basic net income per ordinary share	$0.03	$0.03

	For the Period from June 10, 2025 (Inception) Through December 31, 2025
Diluted net income per ordinary share	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$89,347	$211,024
Denominator:
Diluted weighted average shares outstanding	3,013,578	7,117,647
Diluted net income per ordinary share	$0.03	$0.03

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity, and offering costs allocated to the warrants included in the Public Units and Private Placement Units were charged to shareholders’ deficit as the warrants, after management’s evaluation, were accounted for under equity treatment.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 11,500,000 warrants currently outstanding including 10,000,000 Public Warrants and 1,500,000 Private Placement Warrants as of December 31, 2025.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 10, 2025, date of incorporation.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on December 5, 2025, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $230,000,000. Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (“Public Warrant”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant becomes exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering on December 5, 2025, the Sponsor and the underwriters purchased an aggregate of 645,000 Private Placement Units, consisting of one Class A ordinary share and one half warrant (“Private Placement Warrant”) in which each whole warrant is exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $10.00 per unit, generating gross proceeds of $6,450,000. Of those 645,000 Private Placement Units, the Sponsor purchased 415,000 Private Placement Units and the underwriters purchased 230,000 Private Placement Units. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering, so long as they are held by the Sponsor, the underwriters or their permitted transferees. The Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to Private Placement Units contained in the Private Placement Units held by the underwriters and/or their designees, are not exercisable more than five years from the commencement of sales to the IPO in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 5 — Related Party Transactions

Founder Shares

On June 30, 2025, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 1,000,000 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On December 5, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) six months after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any Founder Shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing date of the Initial Public Offering. On December 31, 2025, the Company had no outstanding borrowing under the promissory note. Borrowing against the note is no longer available.

On December 5, 2025, the Company settled the promissory note – related party with an excess payment amounting to $21,425 to the Sponsor. On December 8, 2025, the Sponsor returned the $21,425 to the Company, and no amounts remain outstanding.

Administrative Services Agreement

Commencing on December 3, 2025, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the period from June 10, 2025 (inception) through December 31, 2025, the Company incurred $10,000 in fees for these services. As of December 31, 2025, the Company paid the Sponsor an amount of $240,000 following the agreement, with the current portion amounting to $110,000 presented as prepaid expenses and the non-current portion amounting to $120,000 presented as long-term prepaid expenses in the accompanying balance sheet.

Officer Agreements

On February 2, 2026, the Company entered into a Chief Executive Officer (“CEO”) Agreement and a Chief Financial Officer (“CFO”) Agreement (together, the “Officer Agreements”), each of which memorializes agreements and understandings between the Company and the respective executives effective as of December 3, 2025. Under the Officer Agreements, the CEO and CFO are responsible for providing strategic, operational, financial, regulatory, and transaction-related leadership in connection with the Company’s search for, evaluation of, and consummation of its initial business combination. In consideration for these services, each executive is entitled to a monthly fee of $7,500, payable monthly in arrears, commencing on December 3, 2025. The Officer Agreements remain in effect until the earlier of (i) the consummation of the Company’s initial business combination, which must occur within 24 months of the Company’s IPO unless extended by shareholder vote, or (ii) termination by mutual written agreement of the parties. Upon termination, the Company’s obligations are limited to payment of any outstanding fees for services rendered through the termination date and any unpaid, documented travel reimbursements. For the period from June 10, 2025 (inception) through December 31, 2025, the Company incurred $13,520 in fees for these services pursuant to the Officer Agreements, of which such amount is included in accrued expenses in the accompanying balance sheet.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and the United States-Iran-Israel conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Registration Rights

The holders of the Founder Shares, Private Placement Units and the Class A ordinary shares underlying the warrants contained in such Private Placement Units and Units that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register for resale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding anything to the contrary, the underwriters may only make a demand on one occasion and only during the five-year period beginning on the effective date of the Initial Public Offering. In addition, the underwriters may participate in a piggyback registration only during the seven-year period beginning on the effective date of the Initial Public Offering. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 units to cover over-allotments, if any. On December 5, 2025, the underwriters exercised their over-allotment option, closing on the 3,000,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were paid in cash an underwriting discount of $4,600,000 simultaneously at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $8,050,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. At December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. At December 31, 2025, there were 645,000 Class A ordinary shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On June 30, 2025, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value, in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 5, 2025, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold to the IPO and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 25% of the sum of (i) the total number of all Class A ordinary shares outstanding sold to the IPO (including Class A ordinary shares issued pursuant to the pursuant to the Over-Allotment Option and excluding the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Warrants — As of December 31, 2025, there were 11,500,000 warrants outstanding including 10,000,000 Public Warrants and 1,500,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their public warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

The Private Placement Warrants and working capital warrants were identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants and working capital warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 8 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025
Assets:
Investments held in Trust Account	1	$230,556,356

At December 5, 2025, the fair value of the Public Warrants was $4,232,000 or $0.37 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

December 5, 2025
Underlying stock price	$9.82
Exercise price	$11.50
Volatility	5.00%
Remaining term (years)	7.00
Risk-free rate	3.83%
Implied market value adjustment	31.70%

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss. The measure of segment assets is reported on the balance sheet as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash and cash equivalents	$738,076
Investments held in Trust Account	$230,556,356

For the Period from June 10, 2025 (Inception) through December 31, 2025
General and administrative costs	$255,985

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 11, 2026, the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 3, 2025, by and between the Company and BTIG, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
4.2	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
4.4	Warrant Agreement, dated December 3, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
4.5*	Description of Securities.
10.1	Letter Agreement, dated December 3, 2025, by and among the Company and its founders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.2	Investment Management Trust Agreement, dated December 3, 2025, by and between Continental Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.3	Registration Rights Agreement, dated December 3, 2025, by and among the Company, BTIG, LLC and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.4	Private Placement Units Purchase Agreement dated December 3, 2025, by and among the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.5	Private Placement Units Purchase Agreement, dated December 3, 2025, by and among the Company and BTIG, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.6	Indemnity Agreement, dated December 3, 2025, by and between the Company and David Wood (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).

10.7	Indemnity Agreement, dated December 3, 2025, by and between the Company and Jason Spittlehouse (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.8	Promissory Note dated June 30, 2025, issued to Activate Energy Sponsors LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
10.9	Securities Subscription Agreement dated June 30, 2025, between Activate Energy Sponsors LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
10.10	Administrative Services Agreement, dated December 3, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
14.1	Code of Ethics (incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
24.1	Power of Attorney (included on the signature page hereto).
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy.
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Activate Energy Acquisition Corp.

By:	/s/ Thomas Fontaine
Chief Executive Officer

March 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Thomas Fontaine	Chief Executive Officer and Director	March 11, 2026
Thomas Fontaine	(Principal financial officer)

/s/ David Wood	Chief Financial Officer and Director	March 11, 2026
David Wood	(Principal accounting officer)

/s/ Paul Moore	Director	March 11, 2026
Paul Moore

/s/ Jason Spittlehouse	Director	March 11, 2026
Jason Spittlehouse

/s/ Keith Byer	Director	March 11, 2026
Keith Byer