Form 10-Q
period 2026-03-31
Activate Energy Acquisition Corp.
filed 2026-05-15
CIK 2083689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42992

ACTIVATE ENERGY ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Fort Street, PO Box 500
Grand Cayman, Cayman Islands KY1-1106

(Address of principal executive offices)

(302) 207-9500

(Issuer’s telephone number)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of April 17, 2026, there were 23,645,000 shares of its Class A ordinary shares, par value $0.0001 per share and 7,666,667 shares of its Class B ordinary shares, par value $0.0001 per share outstanding.

ACTIVATE ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$552,636	$738,076
Prepaid expenses	296,665	267,857
Total current assets	849,301	1,005,933
Long-term prepaid expenses	173,350	198,350
Investments held in Trust Account	232,583,863	230,556,356
Total Assets	$233,606,514	$231,760,639

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$112,085	$101,392
Accrued offering costs	75,000	75,000
Total current liabilities	187,085	176,392
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,237,085	8,226,392

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.11 and $10.02 per share as of March 31, 2026 and December 31, 2025, respectively	232,583,863	230,556,356

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 645,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	65	65
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(7,215,266)	(7,022,941)
Total Shareholders’ Deficit	(7,214,434)	(7,022,109)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$233,606,514	$231,760,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative costs	$192,325
Loss from operations	(192,325)

Other income:
Interest earned on investments held in Trust Account	2,027,507
Total other income	2,027,507

Net income	$1,835,182

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,645,000

Basic and diluted net income per share, Class A ordinary shares	$0.06

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,666,667

Basic and diluted net income per share, Class B ordinary shares	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	645,000	$65	7,666,667	$767	$—	$(7,022,941)	$(7,022,109)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,027,507)	(2,027,507)

Net income	—	—	—	—	—	1,835,182	1,835,182

Balance – March 31, 2026 (Unaudited)	645,000	$65	7,666,667	$767	$—	$(7,215,266)	$(7,214,434)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,835,182
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,027,507)
Changes in operating assets and liabilities:
Prepaid expenses	(3,808)
Accrued expenses	10,693
Net cash used in operating activities	(185,440)

Net Change in Cash	(185,440)
Cash – Beginning of period	738,076
Cash – End of period	$552,636

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 10, 2025 (inception) through March 31, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 11, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to March 31, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and subsequently with cash proceeds from the Initial Public Offering. As of March 31, 2026, the Company had $552,636 in cash and had a working capital surplus of $662,216.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Combination Period, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Combination Period. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 5, 2027, the end of the Combination Period. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $552,636 and $738,076 in cash and cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments held in Trust Account

As of March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $232,583,863 and $230,556,356 were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,232,000)
Class A ordinary shares issuance cost	(12,981,659)
Plus:
Remeasurement of carrying value to redemption value	17,770,015
Class A ordinary shares subject to possible redemption, December 31, 2025	230,556,356
Plus:
Remeasurement of carrying value to redemption value	2,027,507
Class A ordinary shares subject to possible redemption, March 31, 2026	$232,583,863

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

Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, because the warrants are anti-dilutive, diluted income per ordinary share is the same as basic income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2026
Basic and diluted net income per ordinary share	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,385,837	$449,345
Denominator:
Basic and diluted weighted average shares outstanding	23,645,000	7,666,667
Basic and diluted net income per ordinary share	$0.06	$0.06

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the unaudited condensed financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 11,500,000 warrants currently outstanding including 10,000,000 Public Warrants and 1,500,000 Private Placement Warrants as of March 31, 2026 and December 31, 2025.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of March 31, 2026 or the closing date of the Initial Public Offering. On March 31, 2026 and December 31, 2025, the Company had no outstanding borrowing under the promissory note. Borrowing against the note is no longer available.

Administrative Services Agreement

Commencing on December 3, 2025, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred $30,000 in fees for these services. The Company paid the Sponsor an amount of $240,000 following the execution of the agreement. with the current portion amounting to $80,000 presented as prepaid expenses and the non-current portion amounting to $120,000 presented as long-term prepaid expenses in the accompanying unaudited condensed balance sheet.

Officer Agreements

On February 2, 2026, the Company entered into a Chief Executive Officer (“CEO”) Agreement and a Chief Financial Officer (“CFO”) Agreement (together, the “Officer Agreements”), each of which memorializes agreements and understandings between the Company and the respective executives effective as of December 3, 2025. Under the Officer Agreements, the CEO and CFO are responsible for providing strategic, operational, financial, regulatory, and transaction-related leadership in connection with the Company’s search for, evaluation of, and consummation of its initial business combination. In consideration of these services, each executive is entitled to a monthly fee of $7,500, payable monthly in arrears, commencing on December 3, 2025. The Officer Agreements remain in effect until the earlier of (i) the consummation of the Company’s initial business combination, which must occur within 24 months of the Company’s IPO unless extended by shareholder vote, or (ii) termination by mutual written agreement of the parties. Upon termination, the Company’s obligations are limited to payment of any outstanding fees for services rendered through the termination date and any unpaid, documented travel reimbursements. For the three months ended March 31, 2026, the Company incurred $45,000 in fees for these services pursuant to the Officer Agreements, of which $22,500 is included in accrued expenses in the accompanying condensed balance sheets as of March 31, 2026 and $13,520 as of December 31, 2025.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 645,000 Class A ordinary shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption.

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. As of March 31, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares outstanding.

Warrants — As of March 31, 2026 and December 31, 2025, there were 11,822,500 warrants outstanding including 11,500,000 Public Warrants and 322,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$232,583,863	$230,556,356

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$552,636	$738,076
Investments held in Trust Account	$232,583,863	$230,556,356

For the Three Months Ended March 31, 2026
General and administrative costs	$192,325

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Activate Energy Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Activate Energy Sponsors LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect”, “believe”, “anticipate”, “intend”, “estimate”, “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 10, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units , our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 10, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,835,182, which consisted of interest earned on cash and marketable securities held in Trust Account of $2,027,507, offset by general and administrative costs of $192,325.

Liquidity and Capital Resources

On December 5, 2025, we consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 Private Placement Unit, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and the underwriters, generating gross proceeds of $6,450,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $230,000,000 was held in the Trust Account. We incurred $13,241,124 of expenses, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $591,124 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $185,440. Net income of $1,815,953 was affected by interest earned on marketable securities held in the Trust Account of $2,027,507. Changes in operating assets and liabilities provided $5,223 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $232,583,863 (including approximately $2,583,863 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $552,636. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred $30,000 in fees for these services. As of March 31, 2026 and December 31, 2025, the Company paid the Sponsor an amount of $0 and $240,000 following the agreement, with the current portion amounting to $80,000 presented as prepaid expenses and the non-current portion amounting to $120,000 presented as long-term prepaid expenses in the accompanying condensed balance sheets.

On February 2, 2026, the Company entered into a Chief Executive Officer (“CEO”) Agreement and a Chief Financial Officer (“CFO”) Agreement (together, the “Officer Agreements”), each of which memorializes agreements and understandings between the Company and the respective executives effective as of December 3, 2025. Under the Officer Agreements, the CEO and CFO are responsible for providing strategic, operational, financial, regulatory, and transaction-related leadership in connection with the Company’s search for, evaluation of, and consummation of its initial business combination. In consideration of these services, each executive is entitled to a monthly fee of $7,500, payable monthly in arrears, commencing on December 3, 2025. The Officer Agreements remain in effect until the earlier of (i) the consummation of the Company’s initial business combination, which must occur within 24 months of the Company’s IPO unless extended by shareholder vote, or (ii) termination by mutual written agreement of the parties. Upon termination, the Company’s obligations are limited to payment of any outstanding fees for services rendered through the termination date and any unpaid, documented travel reimbursements. For the three months ended March 31, 2026, the Company incurred $45,000 in fees for these services pursuant to the Officer Agreements, of which $22,500 is included in accrued expenses in the accompanying condensed balance sheets as of March 31, 2026. For the period from June 10, 2025 (inception) through December 31, 2025, the Company incurred $13,520 in fees for these services pursuant to the Officer Agreements, of which such amount is included in accrued expenses in the accompanying condensed balance sheet as of December 31, 2025.

The underwriters were paid in cash an underwriting discount of $4,600,000 simultaneously at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $8,050,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026, we did not have any critical accounting estimated to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 11, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated December 3, 2025, by and between the Company and BTIG, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3,2025).
4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10,2025).
4.2	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4) (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
4.4	Warrant Agreement, dated December 3, 2025, by and between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.1	Letter Agreement, dated December 3, 2025, by and among the Company and its founders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.2	Investment Management Trust Agreement, dated December 3, 2025, by and between Continental Stock Transfer & Trust Company, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.3	Registration Rights Agreement, dated December 3, 2025, by and among the Company, BTIG, LLC and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.4	Private Placement Units Purchase Agreement dated December 3, 2025, by and among the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.5	Private Placement Units Purchase Agreement, dated December 3, 2025, by and among the Company and BTIG, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.6	Indemnity Agreement, dated December 3, 2025, by and between the Company and David Wood (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.7	Indemnity Agreement, dated December 3, 2025, by and between the Company and Jason Spittlehouse (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
10.8	Promissory Note dated June 30, 2025, issued to Activate Energy Sponsors LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
10.9	Securities Subscription Agreement dated June 30, 2025, between Activate Energy Sponsors LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-291403), filed with the Securities and Exchange Commission on November 10, 2025).
10.10	Administrative Services Agreement, dated December 3, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42992), filed with the Securities and Exchange Commission on December 3, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVATE ENERGY ACQUISITION CORP.

Date: May 15, 2026	By:	/s/ Thomas Fontaine
	Name:	Thomas Fontaine
	Title:	Chief Executive Officer and Director
(Principal financial officer)

Date: May 15, 2026	By:	/s/ David Wood
	Name:	David Wood
	Title:	Chief Financial Officer and Director
(Principal accounting officer)