Form 10-Q
period 2026-06-30
Activate Energy Acquisition Corp.
filed 2026-08-12
CIK 2083689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 23,645,000 shares of its Class A ordinary shares, par value $0.0001 per share and 7,666,667 shares of its Class B ordinary shares, par value $0.0001 per share outstanding.

ACTIVATE ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of June 30,2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 10, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from June 10, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 10, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21

Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23

Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$412,631	$738,076
Prepaid expenses	316,335	267,857
Total current assets	728,966	1,005,933
Long-term prepaid expenses	81,250	198,350
Investments held in Trust Account	234,642,561	230,556,356
Total Assets	$235,452,777	$231,760,639

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$194,719	$101,392
Accrued offering costs	75,000	75,000
Total current liabilities	269,719	176,392
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,319,719	8,226,392

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.20 and $10.02 per share as of June 30, 2026 and December 31, 2025, respectively	234,642,561	230,556,356

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 645,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	65	65
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(7,510,335)	(7,022,941)
Total Shareholders’ Deficit	(7,509,503)	(7,022,109)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$235,452,777	$231,760,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 10, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$295,069	$487,394	$18,474
Loss from operations	(295,069)	(487,394)	(18,474)

Other income:
Interest earned on investments held in Trust Account	2,058,698	4,086,205	―
Total other income	2,058,698	4,086,205	―

Net income (loss)	$1,763,629	$3,598,811	$(18,474)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,645,000	23,645,000	―
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.11	$ ―

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,666,667	7,666,667	6,666,667 (1)
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.11	$(0.00)

(1)	Excludes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	645,000	$65	7,666,667	$767	$—	$(7,022,941)	$(7,022,109)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,027,507)	(2,027,507)

Net income	—	—	—	—	—	1,835,182	1,835,182

Balance – March 31, 2026 (Unaudited)	645,000	65	7,666,667	767	$—	(7,215,266)	(7,214,434)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,058,698)	(2,058,698)

Net income	—	—	—	—	—	1,763,629	1,763,629

Balance – June 30, 2026 (Unaudited)	645,000	$65	7,666,667	$767	$—	$(7,510,335)	$(7,509,503)

FOR THE PERIOD FROM JUNE 10, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of June 10, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(18,474)	(18,474)

Balance – June 30, 2025 (Unaudited)	—	$—	7,666,667	$767	$24,233	$(18,474)	$6,526

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,		For the Period from June 10, 2025 (Inception) Through June 30,
	2026		2025
Cash Flows from Operating Activities:
Net income (loss)		$3,598,811	$(18,474)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account		(4,086,205)	―
Changes in operating assets and liabilities:
Prepaid expenses		68,622	―
Accrued expenses		93,327	18,474
Net cash used in operating activities		(325,445)	—

Net Change in Cash		(325,445)	—
Cash – Beginning of period		738,076	―
Cash – End of period		$412,631	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$	―	$23,693
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$	―	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Note 1 — Organization and Business Operations

Activate Energy Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 10, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has engaged in substantive discussions with several potential targets but has yet to enter into any definitive agreement with respect to a Business Combination. Although the Company currently intends to focus on target businesses in the oil and gas industry, the Company may pursue an acquisition opportunity in any business, industry, sector or geographical location.

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 10, 2025 (inception) through June 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 11, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to June 30, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5), and subsequently with cash proceeds from the Initial Public Offering. As of June 30, 2026, the Company had $412,631 in cash and had a working capital surplus of $459,247.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 5, 2027, the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

JUNE 30, 2026

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $412,631 and $738,076 in cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments held in Trust Account

As of June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $234,642,561 and $230,556,356 were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

JUNE 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,232,000)
Class A ordinary shares issuance cost	(12,981,659)
Plus:
Remeasurement of carrying value to redemption value	17,770,015
Class A ordinary shares subject to possible redemption, December 31, 2025	230,556,356
Plus:
Remeasurement of carrying value to redemption value	2,027,507
Class A ordinary shares subject to possible redemption, March 31, 2026	232,583,863
Plus:
Remeasurement of carrying value to redemption value	2,058,698
Class A ordinary shares subject to possible redemption, June 30, 2026	$234,642,561

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

			For the Period from
	For the Three Months Ended		For the Six Months Ended		June 10, 2025 (Inception) through
Basic and diluted net income per	June 30, 2026		June 30, 2026		June 30, 2025
ordinary share	Class A	Class B	Class A	Class B	Class A	Class B1
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income(loss), as adjusted	$1,331,804	$431,825	$2,717,641	$881,169	$—	$(18,474)
Denominator:
Basic and diluted weighted average shares outstanding	23,645,000	7,666,667	23,645,000	7,666,667	—	6,666,667
Basic and diluted net income(loss) per ordinary share	$0.06	$0.06	$0.11	$0.11	$—	$(0.00)

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (Note 7).

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company accounted for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 11,822,500 warrants outstanding including 11,500,000 Public Warrants and 322,500 Private Placement Warrants as of June 30, 2026 and December 31, 2025.

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

JUNE 30, 2026

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

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering, so long as they are held by the Sponsor, the underwriters or their permitted transferees. The Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to warrants contained in the Private Placement Units held by the underwriters and/or their designees, are not exercisable more than five years from the commencement of sales to the IPO in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

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

Promissory Note — Related Party

The Sponsor has agreed to loan the Company an aggregate of up to $300,000 used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing date of the Initial Public Offering. On June 30, 2026 and December 31, 2025, the Company had no outstanding borrowing under the promissory note. Borrowing against the note is no longer available.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Administrative Services Agreement

Commencing on December 3, 2025, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000, respectively, in fees for these services. The Company paid the Sponsor an amount of $240,000 following the execution of the agreement, with the current portion amounting to $120,000 presented as prepaid expenses and the non-current portion amounting to $50,000 presented as long-term prepaid expenses in the accompanying unaudited condensed balance sheets. For the period from June 10, 2025 (inception) through June 30, 2025, the Company did not incur any fees for these services.

Officer Agreements

On February 2, 2026, the Company entered into a Chief Executive Officer (“CEO”) Agreement and a Chief Financial Officer (“CFO”) Agreement (together, the “Officer Agreements”), each of which memorializes agreements and understandings between the Company and the respective executives effective as of December 3, 2025. Under the Officer Agreements, the CEO and CFO are responsible for providing strategic, operational, financial, regulatory, and transaction-related leadership in connection with the Company’s search for, evaluation of, and consummation of its initial business combination. In consideration of these services, each executive is entitled to a monthly fee of $7,500, payable monthly in arrears, commencing on December 3, 2025. The Officer Agreements remain in effect until the earlier of (i) the consummation of the Company’s initial business combination, which must occur within 24 months of the Company’s IPO unless extended by shareholder vote, or (ii) termination by mutual written agreement of the parties. Upon termination, the Company’s obligations are limited to payment of any outstanding fees for services rendered through the termination date and any unpaid, documented travel reimbursements. In addition, the CEO and CFO may be required to travel from time-to-time in furtherance of the responsibilities, and the Company shall reimburse CEO and CFO for the reasonable costs of such travel and lodging expenses. For the three and six months ended June 30, 2026, the Company incurred $43,520 and $88,520, respectively, in fees for these services pursuant to the Officer Agreements, of which $0 is included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2026 and $13,520 as of December 31, 2025. Additionally, for the three and six months ended June 30, 2026, the Company reimbursed $8,889 and $19,078 for incurred travel and lodging expenses. For the period from June 10, 2025 (inception) through June 30, 2025, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

JUNE 30, 2026

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

Finder’s Fee Agreements

During the three months ended June 30, 2026, the Company entered into certain finder’s fee agreements (the “Finder’s Fee Agreements”) with third parties pursuant to which the Company agreed to pay a finder’s fee equal to 1.0% of the total consideration (transaction value) of a Business Combination consummated with a target business introduced by the applicable finder. Any such finder’s fee is payable in Founder Shares and is contingent upon, and payable only upon, the consummation (closing) of the related Business Combination.

As of June 30, 2026, the Company had not entered into a definitive agreement with respect to a Business Combination. Because payment of the finder’s fees is contingent on the closing of a Business Combination and the amount of any such fee is not currently determinable, no liability has been accrued in respect of the Finder’s Fee Agreements in the accompanying unaudited condensed financial statements as of June 30, 2026. The Company will recognize any finder’s fee payable under the Finder’s Fee Agreements in the period in which the related Business Combination is consummated.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 645,000 Class A ordinary shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption.

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Founder Shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold to the IPO and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, approximately 25% of the sum of (i) the total number of all Class A ordinary shares outstanding sold to the IPO (including Class A ordinary shares issued pursuant to the Over-Allotment Option and excluding the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. As of June 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares outstanding.

Warrants — As of June 30, 2026 and December 31, 2025, there were 11,822,500 warrants outstanding including 11,500,000 Public Warrants and 322,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

JUNE 30, 2026

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Private Placement Warrants and working capital warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, the Private Placement Warrants and working capital warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by BTIG and/or its designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$234,642,561	$230,556,356

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

JUNE 30, 2026

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$412,631	$738,076
Investments held in Trust Account	$234,642,561	$230,556,356

	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Period from June 10, 2025 (Inception) Through June 30,
	2026	2026	2025
General and administrative costs	$295,069	$487,394	$18,474
Interest earned on investments held in Trust Account	$2,058,698	$4,086,205	$—

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect”, “believe”, “anticipate”, “intend”, “estimate”, “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 10, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,763,629, which consisted of interest earned on investments held in Trust Account of $2,058,698 , offset by general and administrative costs of $295,069.

For the six months ended June 30, 2026, we had a net income of $3,598,811, which consisted of interest earned on investments held in Trust Account of $4,086,205, offset by general and administrative costs of $487,394.

For the period from June 10, 2025 (inception) through June 30, 2025, we had a net loss of $18,474, which consisted of general and administrative costs.

Liquidity and Capital Resources

On December 5, 2025, we consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 645,000 Private Placement Units, at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor and the underwriters, generating gross proceeds of $6,450,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $230,000,000 was held in the Trust Account. We incurred $13,241,124 of expenses, consisting of $4,600,000 of cash underwriting fee, $8,050,000 of deferred underwriting fee and $591,124 of other offering costs.

For the six months ended June 30, 2026, cash used in operating activities was $325,445. Net income of $3,598,811 was affected by interest earned on investments held in the Trust Account of $4,086,205. Changes in operating assets and liabilities provided $161,949 of cash for operating activities.

For the period from June 10, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $18,474 was affected by changes in operating assets and liabilities used $18,474 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $234,642,561 (including approximately $4,642,561 of interest income consisting of U.S. Treasury Bills with a maturity of 185 days or less). We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $412,631. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. In addition, Management has determined that if the Company is unable to complete an initial Business Combination within the Completion Window, then the Company will cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 5, 2027, the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000, respectively, in fees for these services. As of June 30, 2026 and December 31, 2025, the Company had paid the Sponsor $0 and $240,000 under the agreement. The remaining amount, net of amortization, current portion amounting to $120,000 presented as prepaid expenses and the non-current portion amounting to $50,000 presented as long-term prepaid expenses in the accompanying condensed balance sheets. For the period from June 10, 2025 (inception) through December 31, 2025, the Company did not incur any fees for these services.

On February 2, 2026, the Company entered into a Chief Executive Officer (“CEO”) Agreement and a Chief Financial Officer (“CFO”) Agreement (together, the “Officer Agreements”), each of which memorializes agreements and understandings between the Company and the respective executives effective as of December 3, 2025. Under the Officer Agreements, the CEO and CFO are responsible for providing strategic, operational, financial, regulatory, and transaction-related leadership in connection with the Company’s search for, evaluation of, and consummation of its initial business combination. In consideration of these services, each executive is entitled to a monthly fee of $7,500, payable monthly in arrears, commencing on December 3, 2025. The Officer Agreements remain in effect until the earlier of (i) the consummation of the Company’s initial business combination, which must occur within 24 months of the Company’s IPO unless extended by shareholder vote, or (ii) termination by mutual written agreement of the parties. Upon termination, the Company’s obligations are limited to payment of any outstanding fees for services rendered through the termination date and any unpaid, documented travel reimbursements. For the three and six months ended June 30, 2026, the Company incurred $43,520 and $88,520, respectively, in fees for these services pursuant to the Officer Agreements, of which $0 is included in accrued expenses in the accompanying condensed balance sheets as of June 30, 2026 and $13,520 as of December 31, 2025. Additionally, for the three and six months ended June 30, 2026, the Company reimbursed $8,889 and $19,078 for travel and lodging expenses incurred. For the period from June 10, 2025 (inception) through December 31, 2025, the Company did not incur any fees for these services.

The underwriters were paid in cash an underwriting discount of $4,600,000 simultaneously at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $8,050,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

ACTIVATE ENERGY ACQUISITION CORP.

Date: August 12, 2026	By:	/s/ Thomas Fontaine
	Name:	Thomas Fontaine
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ David Wood
	Name:	David Wood
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)