Form 10-Q
period 2026-09-30
Activate Energy Acquisition Corp.
filed 2026-11-12
CIK 2083689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

As of November 9, 2026, there were 23,645,000 Class A ordinary shares, par value $0.0001 per share, and 7,666,667 Class B ordinary shares, par value $0.0001 per share outstanding.

ACTIVATE ENERGY ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Balance Sheets as of September 30,2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 10, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and 2025, for the Nine Months Ended September 30, 2026 and for the Period from June 10, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from June 10, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22

Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$301,404	$738,076
Prepaid expenses	288,741	267,857
Total current assets	590,145	1,005,933
Long-term prepaid expenses	32,500	198,350
Investments held in Trust Account	236,786,580	230,556,356
Total Assets	$237,409,225	$231,760,639

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accrued expenses	$158,383	$101,392
Accrued offering costs	75,000	75,000
Total current liabilities	233,383	176,392
Deferred underwriting fee	8,050,000	8,050,000
Total Liabilities	8,283,383	8,226,392

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares at redemption value of $10.30 and $10.02 per share as of September 30, 2026 and December 31, 2025, respectively	236,786,580	230,556,356

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 645,000 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	65	65
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025	767	767
Additional paid-in capital	—	—
Accumulated deficit	(7,661,570)	(7,022,941)
Total Shareholders’ Deficit	(7,660,738)	(7,022,109)
TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT	$237,409,225	$231,760,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For The Nine Months Ended September 30,	For the Period from June 10, 2025 (Inception) through September 30,
	2026	2025	2026	2025
General and administrative costs	$151,235	$26,162	$638,629	$44,636
Loss from operations	(151,235)	(26,162)	(638,629)	(44,636)

Other income:
Interest earned on investments held in Trust Account	2,144,019	—	6,230,224	—
Total other income	2,144,019	—	6,230,224	—

Net income (loss)	$1,992,784	$(26,162)	$5,591,595	$(44,636)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	23,645,000	—	23,645,000	—

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.06	$—	$0.18	$—

Basic and diluted weighted average shares outstanding, Class B ordinary shares	7,666,667	6,666,667 (1)	7,666,667	6,666,667 (1)

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$(0.00)	$0.18	$(0.01)

(1)	For the 2025 periods, excludes up to 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on December 5, 2025, and such shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	645,000	$65	7,666,667	$767	$—	$(7,022,941)	$(7,022,109)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,027,507)	(2,027,507)

Net income	—	—	—	—	—	1,835,182	1,835,182

Balance – March 31, 2026 (Unaudited)	645,000	65	7,666,667	767	$—	(7,215,266)	(7,214,434)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,058,698)	(2,058,698)

Net income	—	—	—	—	—	1,763,629	1,763,629

Balance – June 30, 2026 (Unaudited)	645,000	65	7,666,667	767	—	(7,510,335)	(7,509,503)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,144,019)	(2,144,019)

Net income	—	—	—	—	—	1,992,784	1,992,784

Balance – September 30, 2026 (Unaudited)	645,000	$65	7,666,667	$767	$—	$(7,661,570)	$(7,660,738)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM JUNE 10, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)
Balance as of June 10, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor(1)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(18,474)	(18,474)

Balance – June 30, 2025 (Unaudited)	—	—	7,666,667	767	24,233	(18,474)	6,526

Net loss	—	—	—	—	—	(26,162)	(26,162)

Balance – September 30, 2025 (Unaudited)	—	$—	7,666,667	$767	$24,233	$(44,636)	$(19,636)

(1)	For the 2025 periods, includes up to 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on December 5, 2025, and such shares are no longer subject to forfeiture (Note 7).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,		For the Period from June 10, 2025 (Inception) Through September 30,
	2026		2025
Cash Flows from Operating Activities:
Net income (loss)		$5,591,595	$(44,636)
Adjustments to reconcile net income(loss) to net cash used in operating activities:
Payment of general and administrative expenses through promissory note – related party		―	17,470
Interest earned on investments held in Trust Account		(6,230,224)	―
Changes in operating assets and liabilities:
Prepaid expenses		144,966	―
Accrued expenses		56,991	27,166
Net cash used in operating activities		(436,672)	—

Net Change in Cash and Cash Equivalents		(436,672)	—
Cash and cash equivalents – Beginning of period		738,076	―
Cash and cash equivalents – End of period		$301,404	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$	―	$92,872
Deferred offering costs paid through promissory note – related party	$	―	$10,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$	―	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 10, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $13,241,124, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $591,124 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering on December 5, 2025, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the net proceeds from the sale of the Private Placement Units, was held in a trust account (the “Trust Account”) and may be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially anticipated to be $10.00 per public share.

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

SEPTEMBER 30, 2026

(Unaudited)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from June 10, 2025 (inception) through December 31, 2025, as filed with the SEC on March 11, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

Prior to the consummation of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a $25,000 payment from the Sponsor for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). Subsequent to the consummation of the Initial Public Offering on December 5, 2025, the Company’s liquidity needs have been satisfied with the proceeds from the Initial Public Offering and the sale of the Private Placement Units held outside of the Trust Account. As of September 30, 2026, the Company had $301,404 in cash and had a working capital surplus of $356,762.

In order to fund working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company will repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into Private Placement Units upon consummation of the Business Combination at a price of $10.00 per unit. The units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying unaudited condensed financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window and to address the Company’s liquidity needs by obtaining additional financing from the Sponsor, its affiliates or other parties. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 5, 2027, the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and $301,404 and $738,076 of cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments held in Trust Account

As of September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $236,786,580 and $230,556,356 were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

SEPTEMBER 30, 2026

(Unaudited)

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company will recognize changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,232,000)
Class A ordinary shares issuance cost	(12,981,659)
Plus:
Remeasurement of carrying value to redemption value	17,770,015
Class A ordinary shares subject to possible redemption, December 31, 2025	230,556,356
Plus:
Remeasurement of carrying value to redemption value	2,027,507
Class A ordinary shares subject to possible redemption, March 31, 2026	232,583,863
Plus:
Remeasurement of carrying value to redemption value	2,058,698
Class A ordinary shares subject to possible redemption, June 30, 2026	234,642,561
Plus:
Remeasurement of carrying value to redemption value	2,144,019
Class A ordinary shares subject to possible redemption, September 30, 2026	$236,786,580

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Diluted net income per share attributable to ordinary shareholders adjusts the basic net income per share attributable to ordinary shareholders and the weighted-average ordinary shares outstanding for the potentially dilutive impact of outstanding warrants. However, the Company has not considered the effect of the 11,822,500 warrants (11,500,000 Public Warrants and 322,500 Private Placement Warrants) to purchase Class A ordinary shares in the calculation of diluted net income(loss) per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events (the warrants become exercisable 30 days after the completion of the initial Business Combination). As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended				For the Nine Months Ended		For the Period from June 10, 2025 (Inception) through
	September 30				September 30		September 30
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,504,850	$487,934	$—	$(26,162)	$4,222,492	$1,369,103	$—	$(44,636)
Denominator:
Basic and diluted weighted average shares outstanding (1)	23,645,000	7,666,667	—	6,666,667	23,645,000	7,666,667	—	6,666,667
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.00)	$0.18	$0.18	$—	$(0.01)

(1)	For the 2025 periods, excludes up to 1,000,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on December 5, 2025, and such shares are no longer subject to forfeiture (Note 7).

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the unaudited condensed financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Warrant Instruments

The Company accounted for the warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There are 11,822,500 warrants outstanding including 11,500,000 Public Warrants and 322,500 Private Placement Warrants as of September 30, 2026 and December 31, 2025.

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its unaudited condensed financial statements and disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

SEPTEMBER 30, 2026

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

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Units (i) may not (including the Class A ordinary shares issuable upon exercise of the warrants contained in the Private Placement Units), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) are entitled to registration rights and (iii) with respect to warrants contained in the Private Placement Units held by the underwriters and/or their designees, are not exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

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

Note 5 — Related Party Transactions

Founder Shares

On June 30, 2025, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. Up to 1,000,000 of the Founder Shares were subject to surrender by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. On December 5, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, the 1,000,000 Founder Shares are no longer subject to forfeiture.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of the closing of the Initial Public Offering or the date on which the Company determined not to conduct an initial public offering. As of September 30, 2026 and December 31, 2025, the Company had no outstanding borrowing under the promissory note. Borrowing against the note is no longer available.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Administrative Services and Sponsor Support Agreement

Commencing on December 3, 2025, the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in fees for these services. The Company paid the Sponsor an amount of $240,000 following the execution of the agreement. As of September 30, 2026, the remaining amount, net of amortization, consisted of a current portion amounting to $120,000 presented as prepaid expenses and the non-current portion amounting to $20,000 presented as long-term prepaid expenses in the accompanying unaudited condensed balance sheets. For the three months ended September 30, 2025 and for the period from June 10, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

Officer Agreements

On February 2, 2026, the Company entered into a Chief Executive Officer (“CEO”) Agreement and a Chief Financial Officer (“CFO”) Agreement (together, the “Officer Agreements”), each of which memorializes agreements and understandings between the Company and the respective executives effective as of December 3, 2025. Under the Officer Agreements, the CEO and CFO are responsible for providing strategic, operational, financial, regulatory, and transaction-related leadership in connection with the Company’s search for, evaluation of, and consummation of its initial business combination. In consideration of these services, each executive is entitled to a monthly fee of $7,500, payable monthly in arrears, commencing on December 3, 2025. The Officer Agreements remain in effect until the earlier of (i) the consummation of the Company’s initial business combination, which must occur within the Completion Window unless extended by shareholder vote, or (ii) termination by mutual written agreement of the parties. Upon termination, the Company’s obligations are limited to payment of any outstanding fees for services rendered through the termination date and any unpaid, documented travel reimbursements. In addition, the CEO and CFO may be required to travel from time-to-time in furtherance of the responsibilities, and the Company shall reimburse CEO and CFO for the reasonable expenses incurred in connection with activities on the Company’s behalf, such as travel and lodging for attending industry conferences and identifying and evaluating potential target businesses. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $133,520, respectively, in fees for these services pursuant to the Officer Agreements. As of September 30, 2026 and December 31, 2025, $0 and $13,520, respectively, of fees for these services were included in accrued expenses in the accompanying condensed balance sheets. Additionally, for the three and nine months ended September 30, 2026, the Company reimbursed $10,978 and $30,056 for incurred out-of-pocket expenses. For the three months ended September 30, 2025 and for the period from June 10, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the conflict involving the United States, Iran and Israel. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. These conflicts and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices (including crude oil, natural gas and natural gas liquids prices, which are particularly relevant to the oil and gas industry on which the Company intends to focus its search), credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the foregoing conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

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

As of September 30, 2026, the Company had not entered into a definitive agreement with respect to a Business Combination. Because payment of the finder’s fees is contingent on the closing of a Business Combination and the amount of any such fee is not currently determinable, no liability has been accrued in respect of the Finder’s Fee Agreements in the accompanying unaudited condensed financial statements as of September 30, 2026. The Company will recognize any finder’s fee payable under the Finder’s Fee Agreements in the period in which the related Business Combination is consummated.

Note 7 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 645,000 Class A ordinary shares issued and outstanding, excluding the 23,000,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 per share. On June 30, 2025, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value, in exchange for a $25,000 payment (approximately $0.003 per share) from the Sponsor to cover certain expenses on behalf of the Company. The Founder Shares included an aggregate of up to 1,000,000 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 5, 2025, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 1,000,000 Founder Shares are no longer subject to forfeiture by the Sponsor.

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. As of September 30, 2026 and December 31, 2025, there were 7,666,667 Class B ordinary shares outstanding.

Warrants — As of September 30, 2026 and December 31, 2025, there were 11,822,500 warrants outstanding including 11,500,000 Public Warrants and 322,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

ACTIVATE ENERGY ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The Private Placement Warrants and working capital warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants and working capital warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

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

The following table presents information about the Company’s assets, liabilities, and equity, that are measured at fair value as of September 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$236,786,580	$230,556,356

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

SEPTEMBER 30, 2026

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$301,404	$738,076
Investments held in Trust Account	$236,786,580	$230,556,356

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from June 10, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative costs	$151,235	$26,162	$638,629	$44,636
Interest earned on investments held in Trust Account	$2,144,019	$—	$6,230,224	$—

The CODM reviews general and administrative expenses, together with interest earned on investments held in the Trust Account, in assessing net income or loss. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our ability to identify a target business and to complete an initial Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect”, “believe”, “anticipate”, “intend”, “estimate”, “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including our ability to enter into a definitive agreement for and consummate an initial Business Combination within the Completion Window, the amount of redemptions by our public shareholders, our ability to continue as a going concern, and volatility in commodity prices affecting potential targets in the oil and gas industry. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 11, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on June 10, 2025 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 10, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $1,992,784, which consisted of interest earned on investments held in Trust Account of $2,144,019, offset by general and administrative costs of $151,235. The increase in general and administrative costs as compared to the three months ended September 30, 2025 was attributable to costs of operating as a public company following the consummation of the Initial Public Offering, including legal fees, fees under the Administrative Services Agreement and the Officer Agreements, costs associated with the sponsor support agreement, and directors’ and officers’ liability insurance premiums, none of which were incurred in the prior-year period, as well as legal fees.

For the three months ended September 30, 2025, we had a net loss of $26,162, which consisted of general and administrative costs.

For the nine months ended September 30, 2026, we had a net income of $5,591,595, which consisted of interest earned on investments held in Trust Account of $6,230,224, offset by general and administrative costs of $638,629.

For the period from June 10, 2025 (inception) through September 30, 2025, we had a net loss of $44,636, which consisted of general and administrative costs.

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Units, a total of $230,000,000 was held in the Trust Account. We incurred $13,241,124 of expenses, consisting of $4,600,000 of cash underwriting fees, $8,050,000 of deferred underwriting fees and $591,124 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $436,672. Net income of $5,591,595 was affected by interest earned on investments held in the Trust Account of $6,230,224. Changes in operating assets and liabilities provided $201,957 of cash for operating activities.

For the period from June 10, 2025 (inception) through September 30, 2025, cash used in operating activities was $0. Net loss of $44,636 was affected by payment of general and administrative expenses through promissory note – related party of $17,470 and changes in operating assets and liabilities provided $27,166 of cash for operating activities.

As of September 30, 2026, we had investments held in the Trust Account of $236,786,580 (including approximately $6,786,580 of interest income), consisting of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest in direct U.S. government treasury obligations. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $301,404. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” Management has determined that the Company currently lacks the liquidity it needs to sustain operations for a reasonable period of time, which is considered to be at least one year from the date that the accompanying financial statements are issued as it expects to continue to incur significant costs in pursuit of its acquisition plans. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an initial Business Combination prior to the end of the Completion Window and to address the Company’s liquidity needs by obtaining additional financing from the Sponsor, its affiliates or other parties. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 5, 2027, the end of the Completion Window. There can be no assurance that the Company’s plans to raise capital or to consummate an initial Business Combination will be successful.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the deferred underwriting fee payable to the underwriters and the Officer Agreements, each as described below, and an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $90,000, respectively, in fees for these services. As of September 30, 2026 and December 31, 2025, the Company had paid the Sponsor an aggregate of $240,000 under the agreement, of which no amount was paid during the nine months ended September 30, 2026. As of September 30, 2026, the remaining amount, net of amortization, consisted of a current portion of $120,000 presented as prepaid expenses and a non-current portion of $20,000 presented as long-term prepaid expenses in the accompanying condensed balance sheets. For the three months ended September 30, 2025 and for the period from June 10, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

On February 2, 2026, the Company entered into a Chief Executive Officer (“CEO”) Agreement and a Chief Financial Officer (“CFO”) Agreement (together, the “Officer Agreements”), each of which memorializes agreements and understandings between the Company and the respective executives effective as of December 3, 2025. Under the Officer Agreements, the CEO and CFO are responsible for providing strategic, operational, financial, regulatory, and transaction-related leadership in connection with the Company’s search for, evaluation of, and consummation of its initial business combination. In consideration of these services, each executive is entitled to a monthly fee of $7,500, payable monthly in arrears, commencing on December 3, 2025. The Officer Agreements remain in effect until the earlier of (i) the consummation of the Company’s initial business combination, which must occur within the Completion Window unless extended by shareholder vote, or (ii) termination by mutual written agreement of the parties. Upon termination, the Company’s obligations are limited to payment of any outstanding fees for services rendered through the termination date and any unpaid, documented travel reimbursements. In addition, the CEO and CFO may be required to travel from time-to-time in furtherance of the responsibilities, and the Company shall reimburse CEO and CFO for the reasonable expenses incurred in connection with activities on the Company’s behalf, such as travel and lodging for attending industry conferences and identifying and evaluating potential target businesses. For the three and nine months ended September 30, 2026, the Company incurred $45,000 and $133,520, respectively, in fees for these services pursuant to the Officer Agreements. As of September 30, 2026 and December 31, 2025, $0 and $13,520, respectively, of fees for these services were included in accrued expenses in the accompanying condensed balance sheets. Additionally, for the three and nine months ended September 30, 2026, the Company reimbursed $10,978 and $30,056 for out-of-pocket expenses incurred. For the three months ended September 30, 2025 and for the period from June 10, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

The underwriters were paid in cash an underwriting discount of $4,600,000 simultaneously at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of $0.35 per Unit, or $8,050,000 in the aggregate, payable to the representative on behalf of the underwriters only upon the consummation of an initial Business Combination.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Quarterly Report. However, factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering dated December 3, 2025 and in our Annual Report on Form 10-K filed with the SEC on March 11, 2026. As of the date of this Report, there have been no material changes to the risk factors disclosed in such prospectus and our Annual Report on Form 10-K, except as set forth below.

Our management has determined that there is substantial doubt about our ability to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that we currently lack the liquidity needed to sustain operations for at least one year from the date our unaudited condensed financial statements included in this Quarterly Report are issued, as we expect to continue to incur significant costs in pursuit of our acquisition plans. This condition raises substantial doubt about our ability to continue as a going concern. In addition, if we are unable to complete an initial Business Combination by December 5, 2027, the end of the Completion Window, we will cease all operations except for the purpose of liquidating. Funds held in the Trust Account generally are not available to fund our working capital, and although our sponsor or certain of our officers and directors or their affiliates may loan us funds, they are not obligated to do so. Although we intend to consummate an initial Business Combination before the end of the Completion Window, there can be no assurance that we will be able to raise additional capital or to consummate an initial Business Combination on acceptable terms or at all. The going concern determination may also adversely affect our ability to negotiate with target businesses, obtain financing and retain public shareholders, and may increase redemptions.

Finder’s fees payable in Founder Shares under the Finder’s Fee Agreements may dilute our public shareholders and may create conflicts of interest for our sponsor, officers and directors.

Our Annual Report on Form 10-K stated that we did not presently anticipate engaging professional firms or other individuals that specialize in business acquisitions on any formal basis. However, during the three months ended June 30, 2026, we entered into the Finder’s Fee Agreements, under which we agreed to pay a finder’s fee equal to 1.0% of the total consideration (transaction value) of a Business Combination consummated with a target business introduced by the applicable finder. Any such fee is payable in Founder Shares and only upon the closing of the related Business Combination. Because the amount of any fee depends on the transaction value of a Business Combination that has not yet been identified, we cannot currently determine the number of Founder Shares that may be issued or transferred, and any such issuance or transfer may dilute the interests of our public shareholders. In addition, because the fees are payable only if a Business Combination introduced by a finder closes, and are payable in Founder Shares, the Finder’s Fee Agreements may give our sponsor, officers and directors, and the finders, an incentive to pursue a Business Combination with a target introduced by a finder, or to complete a Business Combination on terms that are less favorable to our public shareholders, rather than to liquidate or pursue another target.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate.

The SEC has indicated that the determination of whether a special purpose acquisition company is an investment company depends on the facts and circumstances, including the nature of its assets and income, the activities of its officers and directors, and the duration of its operations. The funds in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. The risk that we could be deemed to be operating as an unregistered investment company increases the longer we hold such investments, and will increase as we approach December 5, 2027, the second anniversary of our Initial Public Offering and the end of the Completion Window. If we were deemed to be an investment company, we would be subject to burdensome compliance requirements, and our activities would be severely restricted, which could prevent us from completing an initial Business Combination and require us to liquidate. To mitigate this risk, we may, at any time, based on management’s ongoing assessment of all factors related to our potential status under the Investment Company Act, instruct the trustee to liquidate the investments held in the Trust Account and hold the funds in cash or in an interest-bearing demand deposit account at a bank, which would likely reduce the interest earned on the Trust Account and, therefore, the amount our public shareholders would receive upon any redemption or liquidation.

Volatility in oil and natural gas prices and geopolitical conditions may adversely affect our ability to identify and complete an initial Business Combination with a target in the oil and gas industry.

Although we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus our search on target businesses in the oil and gas industry, the results of which are highly dependent on prevailing prices for oil, natural gas and natural gas liquids. These prices have historically been volatile and may fluctuate significantly in response to factors beyond our control, including changes in global supply and demand, actions by OPEC+ and other producing nations, armed conflicts and other geopolitical events, sanctions and trade restrictions, tariffs, inflation and interest rates, and governmental and regulatory policies, including those relating to climate change and the energy transition. In particular, the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and United States-Iran-Israel conflict, and related sanctions and other measures, have caused and could continue to cause significant volatility in commodity prices and in credit and capital markets. Commodity price volatility and geopolitical uncertainty could make it more difficult to value prospective targets, agree on transaction terms, obtain debt or equity financing, or satisfy closing conditions, and could adversely affect the business, financial condition and results of operations of any target business we acquire.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On July 13, 2026, Paul Moore resigned from the Board of Directors (the “Board”) of the Company, effective immediately. Mr. Moore’s resignation was not related to a disagreement with the Company on any matter relating to the Company’s operations, policies, or practices. The resignation was previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2026.

Insider Trading Arrangements – During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1*	Chief Executive Officer Agreement, dated February 2, 2026 and effective as of December 3, 2025, by and between the Company and Thomas Fontaine.
10.2*	Chief Financial Officer Agreement, dated February 2, 2026 and effective as of December 3, 2025, by and between the Company and David Wood.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACTIVATE ENERGY ACQUISITION CORP.

Date: November 10, 2026	By:	/s/ Thomas Fontaine
	Name:	Thomas Fontaine
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ David Wood
	Name:	David Wood
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)